Form 10-K
period 2012-12-31
LEHMAN ABS CORP MOTOROLA DEBENTURE BACKED SERIES 2002 12
filed 2013-04-01
CIK 1175834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Securities registered pursuant to Section 12(b) of the Act: None

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

On January 4, 2011, Motorola Inc. changed its name to Motorola Solutions Inc. It is subject to the information reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For information on the issuer of the underlying securities, please see its periodic and current reports filed with the Securities and Exchange Commission (the “Commission”) under Motorola Solution Inc.’s Exchange Act file number, 001-07221. The Commission maintains a site on the World Wide Web at “http://www.sec.gov” at which users can view and download copies of reports, proxy and information statements and other information regarding issuers filed electronically through the Electronic Data Gathering, Analysis and Retrieval System, or “EDGAR”. Periodic and current reports and other information required to be filed pursuant to the Exchange Act by the issuer of the underlying securities may be accessed on this site. Neither the Depositor nor the Trustee has verified the accuracy or completeness of such documents or reports. There can be no assurance that events affecting the issuer of the underlying securities or the underlying securities have not occurred or have not yet been publicly disclosed which would affect the accuracy or completeness of the publicly available documents described above.

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

Item 4. Submission of Matters to a Vote of Security Holders.

None

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

On February 12, 2013, the New York Stock Exchange (“NYSE”) filed a Form 25 with the SEC to remove the entire class of the stated securities from listing and registration on the NYSE at the opening of business on February 25, 2013, pursuant to the provisions of Rule 12d2-2(a). The entire class of this security was called for redemption, maturity or retirement on January 11, 2013; appropriate notice thereof was given; funds sufficient for the payment of all such securities were deposited with an agency authorized to make such payment, and such funds were made available to security holders on January 11, 2013. As a result of the above indicated conditions, this security was suspended from trading on January 11, 2013.

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

Not Applicable

Item 13. Certain Relationships and Related Transactions, and Director Independence.

None

Item 14. Principal Accountant Fees and Services.

Not Applicable

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents have been filed as part of this report.

1.	Trustee’s Distribution Statements documented on Form 8-K regarding the distributions from the Trust to the certificateholders for the period from January 1, 2012 through and including December 31, 2012 have been filed with the Securities and Exchange Commission and are hereby incorporated by reference. Filing dates are listed below:

Trust Description	Distribution Date	Filed on
Corporate Backed Trust Certificates, Motorola Debenture- Backed Series 2002-12 Trust	04/02/2012 10/01/2012	04/05/2012 10/09/2012

2.	None.

3.	Exhibits:

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

Lehman ABS Corporation, as Depositor for the
Trust (the “Registrant”)

Dated: April 1, 2013	By:	/s/ William J. Fox
	Name:	William J. Fox
	Title:	Chief Financial Officer and
Executive Vice President

EXHIBIT INDEX

Reference Number per Item 601 of Regulation SK	Description of Exhibits	Exhibit Number in this Form 10-K

(31.1)	Certification by Executive Vice President of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.1

(31.2)	Annual Compliance Report by Trustee pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.2